Form 10-K/A
period 1997-12-31
MERRILL LYNCH MORTGAGE INVESTORS INC SERIES 1997-FF2
filed 1998-12-14
CIK 1043312

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

                                   Page 1 of 4
            This report consists of 8 consecutively numbered pages.

Documents incorporated by reference:  none

                    AMENDMENT NUMBER 1 OF 1

MERRILL LYNCH MORTGAGE INVESTORS, INC.
Mortgage Loan Asset Backed Certificates, Series 1997-FF2
--------------------------------------------------------


(a)      The following documents are filed as part of this report:

         (1)  Financial Statements:

              Omitted.


         (2)  Financial Statement Schedules:

              Omitted.


         (3)  Exhibits:

              Annual Servicing Reports, filed as Exhibit 99.1 hereto.


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

                                   CHASE BANK OF TEXAS, N.A.
                                   not in its individual capacity but solely as Trustee under the Agreement referred to herein


Date: December 11, 1998             By:    /s/ Bill Marshall
                                        ----------------
                                        Bill Marshall
                                        Vice President & Trust Officer

INDEX TO EXHIBITS

Exhibit
Number           Description of Exhibits                        Page


99.1      Annual Servicing Reports                               6

                                  EXHIBIT 99.1

                         ANNUAL SERVICING REPORTS

                                        OPTION ONE MORTGAGE CORPORATION
                                        Corporate Offices
                                        3ADA, Irvine, CA  92618
                                        P.O. Box 57054, Irvine, CA  92619-7054
                                        Phone 714/790-8200  800/648-9605
                                        Fax   714/790-8505



July 28, 1998




Merrill Lynch Mortgage Investors, Incorporated
World Financial Center
New York, New York 10281
Attention:    Merrill Lynch Mortgage Investors, Incorporated
First Franklin 1997-FF2 Inv#492

First Franklin Financial Corporation
2150 North First Street
San Jose, Ca. 95131
Attention:    Chief Operating Officer

Texas Commerce Bank National Association
Global Trust Services
600 Travis Street 8th Floor
Houston, TX 77002
Attention:    Merrill Lynch Mortgage Investors, Series 1997-FF2

Texas Commerce Bank National Association
c/o Texas Commerce Trust Company of New York
55 Water Street, North Building
Room 234, Windows 20 and 21
New York, New York 10041

Financial Security Assurance Incorporated
350 Park Avenue
New York, New York 10022
Attention:    Surveillance Department
RE:  Mortgage Loan Asset Backed Certificates, Series 1997-FF2


Pursuant to Section 3.20 of the Pooling and Servicing Agreement, dated and effective as of June 1, 1997, (the "Agreement") among Merrill Lynch Mortgage Investors, Inc., as Depositor, First Franklin Financial Corporation, as Master Servicer, Option One Mortgage Corporation, as Servicer and Texas Commerce Bank National Association, as Trustee, I certify that:


1. A review of the activities of the Servicer, during the fiscal year ended April 30, 1998, and of performance under the aforementioned agreement has been made under my supervision.


2.  To the  best of my  knowledge,  based  on such  review,  the  Servicer,  has fulfilled all of its obligations under the Agreement during the fiscal year ended April 30, 1998, subject to any matters noted in the servicing report provided under Section 3.21 of the Agreement.


By:  /s/ William L. O'Neill
William L. O'Neill
Senior Vice President\Chief Financial Officer
Option One Mortgage Corporation

                   INDEPENDENT AUDITORS' REPORT

Deloitte & Touche LLP                 Telephone: (714)436-7100
Suite 1200                            Facsimile: (714)436-4200
695 Town Center Drive
Costa Mesa, California 92626-1924


The Board of Directors
Option One Mortgage Corporation


We  have  audited  the  accompanying   balance  sheet  of  Option  One  Mortgage
Corporation (the Company), a wholly-owned subsidiary of Block Financial Corporation, as of April 30, 1998, and the related statements of earnings, stockholder's equity and cash flows for the period from June 18, 1997 to April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Option One Mortgage Corporation as of April 30, 1998, and the results of its operations and its cash flows for the period from June 18, 1997 to April 30, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Costa Mesa, CA

June 12, 1998